Form 10-Q
period 2026-06-30
M Evo Global Acquisition Corp II
filed 2026-08-12
CIK 2087361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2026, there were 30,000,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

M EVO GLOBAL ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$947,796	$—
Due from Sponsor	9,154	—
Prepaid expense	54,829	30,260
Prepaid insurance	70,801	—
Total Current Assets	1,082,580	30,260
Deferred offering costs	—	213,407
Prepaid insurance – long-term	40,710	—
Investments held in Trust Account	304,335,691	—
TOTAL ASSETS	$305,458,981	$243,667

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$25,674	$—
Accrued offering costs	78,250	37,690
Promissory note – related party	—	230,919
Total Current Liabilities	103,924	268,609
Deferred underwriting fee payable	12,000,000	—
Total Liabilities	12,103,924	268,609

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,000,000 shares at a redemption value of $10.14 per share as of June 30, 2026 and no shares as of December 31, 2025	304,335,691	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 issued and outstanding as of June 30, 2026 and December 31, 2025(1)(2)	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(10,981,634)	(49,942)
Total Shareholders’ Deficit	(10,980,634)	(24,942)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$305,458,981	$243,667

(1)	On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares issued and outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).

(2)	On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$104,267	$293,488
Compensation expense	—	8,469,916
Loss from operations	(104,267)	(8,763,404)
Other income:
Interest earned on investments held in Trust Account	2,670,170	4,335,691
Net income (loss)	$2,565,903	$(4,427,713)

Basic and diluted weighted average Class A ordinary shares outstanding	30,000,000	24,530,387
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$(0.13)
Basic weighted average Class B ordinary shares outstanding (1)(2)	10,000,000	9,817,680
Basic net income (loss) per Class B ordinary share	$0.06	$(0.13)
Diluted weighted average Class B ordinary shares outstanding (1)(2)	10,000,000	10,000,000
Diluted net income (loss) per Class B ordinary share	$0.06	$(0.13)

(1)	On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares issued and outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).

(2)	On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	10,000,000	$1,000	$24,000	$(49,942)	$(24,942)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(20,533,326)	(3,833,809)	(24,367,135)
Sale of 8,000,000 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	4,350,000	—	4,350,000
Allocated value of transaction costs to Class A shares	—	—	—	—	(310,590)	—	(310,590)
Fair value of founder Shares assigned to directors	—	—	—	—	8,469,916	—	8,469,916
Net loss	—	—	—	—	—	(6,993,616)	(6,993,616)
Balance at March 31, 2026	—	—	10,000,000	1,000	—	(10,877,367)	(10,876,367)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,670,170)	(2,670,170)
Net income	—	—	—	—	—	2,565,903	2,565,903
Balance at June 30, 2026	—	$—	10,000,000	$1,000	$—	$(10,981,634)	$(10,980,634)

(1)	On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares issued and outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).

(2)	On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,427,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	10,498
Payment of general and administrative costs through promissory note – related party	51,725
Interest earned on investments held in Trust Account	(4,335,691)
Compensation expense	8,469,916
Changes in operating assets and liabilities:
Prepaid expense	(6,728)
Prepaid insurance – long-term	30,091
Due from Sponsor	(8,402)
Accrued expenses	25,675
Net cash used in operating activities	(190,629)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000,000)
Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000
Underwriters’ reimbursement	900,000
Proceeds from sale of Private Placement Warrants	8,000,000
Repayment of advances from related party	(407,494)
Repayment of promissory note - related party	(300,000)
Payment of offering costs	(1,054,081)
Net cash provided by financing activities	301,138,425

Net Change in Cash	947,796
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$947,796

NonCash investing and financing activities:
Offering costs included in accrued offering costs	$78,250
Deferred offering costs paid through promissory note – related party	$17,356
Deferred offering costs paid by advances from Sponsor	$196,352
Prepaid expenses paid by advances from Sponsor	$20,600
Prepaid insurance paid by advances from Sponsor	$141,602
Prepaid expenses applied to deferred offering costs	$2,759
Advances to Sponsor paid through promissory note – related party	$752
Deferred underwriting fee payable	$12,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period August 11, 2025 (inception) through June 30, 2026 related to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial business combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to us for permitted withdrawals, divided by the number of then issued and outstanding public shares, subject to applicable law). For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (the “Underwriters”) have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 6, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to February 2, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On February 2, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $300,000 (see Note 6). As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $947,796 and $0, respectively, and working capital of $978,656 and working capital deficit of $238,349, respectively..

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $947,796 and $0 in cash equivalents at June 30, 2026 and December 31, 2025, respectively. The Company had no cash at either June 30, 2026 or December 31, 2025.

Investments held in Trust Account

As of June 30, 2026, the assets held in the Trust Account of $304,335,691 were invested in a government money market fund that invests in U.S. Treasury obligations and repurchase agreements collateralized by U.S. Treasury securities. There were no investments held in the Trust Account as of December 31, 2025.

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

JUNE 30, 2026

(UNAUDITED)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, pro-rata, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,924,427	$641,476	$(3,162,143)	$(1,265,570)
Denominator
Basic weighted average ordinary shares outstanding	30,000,000	10,000,000	24,530,387	9,817,680
Basic net income (loss) per ordinary share	$0.06	$0.06	$(0.13)	$(0.13)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,924,427	$641,476	$(3,145,447)	$(1,282,266)
Denominator
Diluted weighted average ordinary shares outstanding	30,000,000	10,000,000	24,530,387	10,000,000
Diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.13)	$(0.13)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(4,350,000)
Public Shares issuance costs	(18,351,614)
Plus:
Remeasurement of carrying value to redemption value	24,367,135
Class A ordinary shares subject to possible redemption, March 31, 2026	301,665,521
Plus:
Remeasurement of carrying value to redemption value	2,670,170
Class A ordinary shares subject to possible redemption, June 30, 2026	$304,335,691

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metrics below:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$947,796	$—
Investments held in Trust Account	$304,335,691	$—

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and cash equivalents and liquid resources available with the Company.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$104,267	$293,488
Interest earned on investments held in Trust Account	$2,670,170	$4,335,691

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

JUNE 30, 2026

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

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Promissory Note — Related Party

On August 22, 2025, the Sponsor had agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2026 or the date on which the Company consummated the Initial Public Offering of its securities. On February 2, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $300,000. Borrowings under the Promissory Note are no longer available.

Due from Sponsor

As of June 30, 2026 and December 31, 2025, the Company had a due from Sponsor of $9,154 and $0, respectively, related to expenses paid by the Company on behalf of the Sponsor. During the six months ended June 30, 2026, the Sponsor directly paid $752 of offering and formation expenses on behalf of the Company in connection with the IPO. As of June 30, 2026, the entire due from Sponsor balance of $9,154 remains outstanding.

Administrative Services Support

Commencing on January 29, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $15,000 per month until the Company completes its Business Combination, which includes funds for office space, public relations, and administrative and support services, of which the Sponsor can compensate $7,500 to each of the Chief Financial Officer and Chief Operating Officer and Director (for 15 months only), for assistance with the search for a target business, and potentially other officers of the Company. In addition, commencing on January 29, 2026, the Company may make certain payments and reimbursements, or pay certain fees, to the Sponsor, officers or directors, or their affiliates. For the three and six months ended June 30, 2026, the Company incurred and paid $45,096 and $75,531, respectively, in fees for these services which included administrative service fees and reimbursable expenses incurred on behalf of the Company.

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

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

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

JUNE 30, 2026

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares outstanding. All share and per share data has been retroactively restated. Of the 10,000,000 Class B ordinary shares outstanding, up to 1,000,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants — As of June 30, 2026, there were 23,000,000 warrants outstanding, including 15,000,000 Public Warrants and 8,000,000 Private Placement Warrants. As of December 31, 2025, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$304,335,691	$—

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

February 2, 2026
Implied Class A share price	$9.85
Expected term to a successful Business Combination (years)	2.0
Warrant term (years)	7.0
Probability of a successful Business Combination and Market Adjustment	25.0%
Risk-free rate (continuous)	4.01%
Selected volatility	2.5%

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 11, 2025 (inception), formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a potential target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,565,903, which consists of interest income on investments held in the Trust Account of $2,670,170, offset by operating costs of $104,267.

For the six months ended June 30, 2026, we had a net loss of $4,427,713, which consists of compensation expense of $8,469,916 and operating costs of $293,488, offset by interest income on investments held in the Trust Account of $4,335,691.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $300,000,000 was placed in the Trust Account. We incurred $18,662,204, consisting of $5,100,000 of cash underwriting fee (net of $900,000 underwriters’ reimbursement), $12,000,000 of deferred underwriting fee, and $1,562,204 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $190,629. Net loss of $4,427,713 was affected by addbacks of: compensation expense of $8,469,916, payment of general and administrative costs through promissory note – related party of $51,725 and payment of general and administrative costs through advances from related party of $10,498 offset by interest earned on investments held in the Trust Account of $4,335,691. Changes in operating assets and liabilities provided $40,636 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $304,335,691 (including $4,335,691 of interest income) invested in a government money market fund that invests in U.S. Treasury obligations and repurchase agreements collateralized by U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $947,796. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

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

Warrant Instruments

We accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the period covered by this Quarterly Report.

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

M EVO GLOBAL ACQUISITION CORP II

Date: August 12, 2026	By:	/s/ Stephen Silver
	Name:	Stephen Silver
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Arthur Chen
	Name:	Arthur Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

