Form 10-Q
period 2026-09-30
M Evo Global Acquisition Corp II
filed 2026-11-06
CIK 2087361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-43089

M EVO GLOBAL ACQUISITION CORP II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Preserve Valley Rd., Cranberry Twp, PA, 16066	N/A
(Address of principal executive offices)	(Zip Code)

(345) 949-8066

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one Redeemable Warrant	MEVOU	The Nasdaq Stock Market, LLC

Class A ordinary shares, par value $0.0001 per share	MEVO	The Nasdaq Stock Market, LLC

Redeemable Warrants - each warrant exercisable to purchase one Class A ordinary share at $11.50 per share	MEVOW	The Nasdaq Stock Market, LLC

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

As of November 6, 2026, there were 30,000,000 Class A ordinary shares, $0.0001 par value and 10,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

M EVO GLOBAL ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 (Unaudited) and for the Period from August 11, 2025 (inception) through September 30, 2025	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2026 (Unaudited) and for the Period from August 11, 2025 (inception) through September 30, 2025	3
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2026 (Unaudited) and for the Period from August 11, 2025 (inception) through September 30, 2025	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash	$877,481	$—
Due from Sponsor	9,154	—
Prepaid expenses	27,615	30,260
Prepaid insurance	70,801	—
Total Current Assets	985,051	30,260
Deferred offering costs	—	213,407
Prepaid insurance – long-term	23,010	—
Investments held in Trust Account	307,116,523	—
TOTAL ASSETS	$308,124,584	$243,667

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$300,629	$—
Accrued offering costs	78,250	37,690
Promissory note – related party	—	230,919
Total Current Liabilities	378,879	268,609
Deferred underwriting fee payable	12,000,000	—
Total Liabilities	12,378,879	268,609

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 30,000,000 shares at a redemption value of $10.24 per share as of September 30, 2026 and no shares as of December 31, 2025	307,116,523	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,000,000 issued and outstanding as of September 30, 2026 and December 31, 2025(1)(2)	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(11,371,818)	(49,942)
Total Shareholders’ Deficit	(11,370,818)	(24,942)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$308,124,584	$243,667

(1)	On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares issued and outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).

(2)	On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 11, 2025 (Inception) Through September 30,
	2026	2026	2025
General and administrative costs	$390,184	$683,672	$24,462
Compensation expense	—	8,469,916	—
Loss from operations	(390,184)	(9,153,588)	(24,462)
Other income:
Interest earned on investments held in Trust Account	2,780,832	7,116,523	—
Net income (loss)	$2,390,648	$(2,037,065)	$(24,462)

Basic and diluted weighted average Class A ordinary shares outstanding	30,000,000	26,373,626	—
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$(0.06)	$—
Basic weighted average Class B ordinary shares outstanding (1)(2)	10,000,000	9,879,121	9,000,000
Basic net income (loss) per Class B ordinary share	$0.06	$(0.06)	$(0.00)
Diluted weighted average Class B ordinary shares outstanding (1)(2)	10,000,000	10,000,000	9,000,000
Diluted net income (loss) per Class B ordinary share	$0.06	$(0.06)	$(0.00)

(1)	On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares issued and outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).

(2)	On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B(1)(2)		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	10,000,000	$1,000	$24,000	$(49,942)	$(24,942)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(20,533,326)	(3,833,809)	(24,367,135)
Sale of 8,000,000 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000
Fair Value of Public Warrants at issuance	—	—	—	—	4,350,000	—	4,350,000
Offering costs allocated to Public Warrants	—	—	—	—	(310,590)	—	(310,590)
Fair value of Founder Shares assigned to directors	—	—	—	—	8,469,916	—	8,469,916
Net loss	—	—	—	—	—	(6,993,616)	(6,993,616)
Balance at March 31, 2026	—	—	10,000,000	1,000	—	(10,877,367)	(10,876,367)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,670,170)	(2,670,170)
Net income	—	—	—	—	—	2,565,903	2,565,903
Balance at June 30, 2026	—	—	10,000,000	1,000	—	(10,981,634)	(10,980,634)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,780,832)	(2,780,832)
Net income	—	—	—	—	—	2,390,648	2,390,648
Balance at September 30, 2026	—	$—	10,000,000	$1,000	$—	$(11,371,818)	$(11,370,818)

FOR THE PERIOD FROM AUGUST 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B(1)		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at August 11, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,000,000	1,000	24,000	—	25,000
Net loss	—	—	—	—	—	(24,462)	(24,462)
Balance at September 30, 2025	—	$—	10,000,000	$1,000	$24,000	$(24,462)	$538

(1)	On January 29, 2026, the Company issued an additional 1,666,667 Class B ordinary shares to the Sponsor in a share capitalization, resulting in a total of 10,000,000 Founder Shares issued and outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).

(2)	On February 2, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from August 11, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net loss	$(2,037,065)	$(24,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs by Sponsor in exchange for issuance of Class B ordinary shares	—	7,032
Payment of general and administrative costs through advances from related party	10,498	—
Payment of general and administrative costs through promissory note – related party	51,725	430
Interest earned on investments held in Trust Account	(7,116,523)	—
Compensation expense	8,469,916	—
Changes in operating assets and liabilities:
Prepaid expenses	20,486	—
Prepaid insurance	47,791	—
Due from Sponsor	(8,402)	—
Accrued expenses	300,630	17,000
Net cash used in operating activities	(260,944)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000,000)	—
Net cash used in investing activities	(300,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	294,000,000	—
Underwriters’ reimbursement	900,000	—
Proceeds from sale of Private Placement Warrants	8,000,000	—
Repayment of advances from related party	(407,494)	—
Repayment of promissory note - related party	(300,000)	—
Payment of offering costs	(1,054,081)	—
Net cash provided by financing activities	301,138,425	—

Net Change in Cash	877,481	—
Cash – Beginning of period	—	—
Cash – End of period	$877,481	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$78,250	$83,572
Deferred offering costs paid through promissory note – related party	$17,356	$86,568
Deferred offering costs paid by advances from Sponsor	$234,042	$—
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,968
Prepaid expenses paid by advances from Sponsor	$20,600	$—
Prepaid insurance paid by advances from Sponsor	$141,602	$—
Prepaid expenses applied to deferred offering costs	$2,759	$2,709
Advances to Sponsor paid through promissory note – related party	$752	$—
Deferred underwriting fee payable	$12,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period August 11, 2025 (inception) through September 30, 2026 related to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination, or the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial business combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to us for permitted withdrawals, divided by the number of then issued and outstanding public shares, subject to applicable law). For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (the “Underwriters”) have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Changes in Executive Management and Board Leadership

On September 9, 2026, Stephen M. Silver notified the Board of Directors (the “Board”) of the Company of his resignation from his positions as Chief Executive Officer (principal executive officer) of the Company, Chairman of the Board and as a member of the Board, effective immediately.  On September 9, 2026, the Board appointed Ashley Zumwalt-Forbes to serve as Chief Executive Officer (principal executive officer) of the Company and elected her as Chair of the Board, in each case effective concurrently with Mr. Silver’s resignation. Ms. Zumwalt-Forbes will continue to serve as the Company’s Chief Operating Officer and as a member of the Board.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 6, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 3, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from August 11, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Going Concern

As of September 30, 2026, the Company had $877,481 of cash.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant upon consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” management evaluated the Company’s anticipated operating expenses and cash requirements for one year following the date these unaudited condensed financial statements are issued.

Based on current cash flow projections, the Company anticipates that its existing cash resources may be insufficient to meet its anticipated operating and working capital requirements during this period, primarily due to ongoing operating costs and expenses associated with identifying and pursuing a potential Business Combination.

Management and the Board of Directors are actively evaluating potential financing arrangements and other alternatives to address the Company’s anticipated working capital requirements, including potential additional funding from the Sponsor or other sources. These discussions are ongoing, and no definitive financing arrangements have been established as of the date these unaudited condensed financial statements are issued.

Although management expects to address the anticipated liquidity requirements before the projected cash shortfall occurs, there can be no assurance that additional funding will be available when required. Accordingly, the Company’s projected liquidity requirements raise substantial doubt about its ability to continue as a going concern within one year following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements have been prepared on a going concern basis and do not include adjustments that might result from the resolution of this uncertainty.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Investments held in Trust Account

As of September 30, 2026, the assets held in the Trust Account of $307,116,523 were invested in a government money market fund that invests in U.S. Treasury obligations and repurchase agreements collateralized by U.S. Treasury securities. There were no investments held in the Trust Account as of December 31, 2025.

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

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 11, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,792,986	$597,662	$(1,481,951)	$(555,114)	$—	$(24,462)
Denominator
Basic weighted average ordinary shares outstanding	30,000,000	10,000,000	26,373,626	9,879,121	—	9,000,000
Basic net income (loss) per ordinary share	$0.06	$0.06	$(0.06)	$(0.06)	$—	$(0.00)

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026		For the Period from August 11, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,792,986	$597,662	$(1,477,026)	$(560,039)	$—	$(24,462)
Denominator
Diluted weighted average ordinary shares outstanding	30,000,000	10,000,000	26,373,626	10,000,000	—	9,000,000
Diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.06)	$(0.06)	$—	$(0.00)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	(4,350,000)
Public Shares issuance costs	(18,351,614)
Plus:
Remeasurement of carrying value to redemption value	24,367,135
Class A ordinary shares subject to possible redemption, March 31, 2026	301,665,521
Plus:
Remeasurement of carrying value to redemption value	2,670,170
Class A ordinary shares subject to possible redemption, June 30, 2026	304,335,691
Plus:
Remeasurement of carrying value to redemption value	2,780,832
Class A ordinary shares subject to possible redemption, September 30, 2026	$307,116,523

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on February 2, 2026, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds of $300,000,000, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,000,000 Units. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

	September 30, 2026	December 31, 2025
Cash	$877,481	$—
Investments held in Trust Account	$307,116,523	$—

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Period from August 11, 2025 (Inception) Through September 30,
	2026	2026	2025
General and administrative costs	$390,184	$683,672	$24,462
Compensation expense	—	8,469,916	—
Interest earned on investments held in Trust Account	$2,780,832	$7,116,523	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated January 29, 2026, which the Company entered into with Continental Stock Transfer & Trust Company, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs and compensation expense, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

On January 29, 2026, the Sponsor granted membership interests equivalent to an aggregate of 3,443,055 Founder Shares to the officers and directors of the Company for an aggregate consideration of $14,805, or approximately $0.0043 per share. The membership interests in Founder Shares granted to the officers and directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On January 29, 2026, the 3,443,055 Founder Shares have an aggregate fair value of $8,469,916, or $2.46 per share. The membership interests in Founder Shares have no service restrictions, thus, the total fair value of $8,469,916 was recorded as compensation expense on January 29, 2026. The Company established the fair value of Founder Shares using a calculation prepared by a third party valuation team, which takes into consideration the following market assumptions; (i) implied share price of $9.85 and (ii) probability of initial Business Combination and instrument-specific market adjustment of 25.0%. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors.

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Due from Sponsor

As of September 30, 2026 and December 31, 2025, the Company had a due from Sponsor of $9,154 and $0, respectively, related to expenses paid by the Company on behalf of the Sponsor. During the nine months ended September 30, 2026, the Sponsor directly paid $752 of offering and formation expenses on behalf of the Company in connection with the IPO. As of September 30, 2026, the entire due from Sponsor balance of $9,154 remains outstanding.

Advances from Sponsor

During the nine months ended September 30, 2026, the Sponsor advanced an aggregate of $407,494 to the Company, which was used to pay offering costs of $234,042, prepaid insurance of $141,602, prepaid expenses of $20,600, general and administrative costs of $10,498 and $752 of other expenses on behalf of the Company. The Company repaid the advances of $407,494 in full during the nine months ended September 30, 2026. There were no advances from the Sponsor outstanding as of September 30, 2026 and December 31, 2025.

Administrative Services Support

Commencing on January 29, 2026, the Company entered into an agreement with the Sponsor to pay an aggregate of $15,000 per month until the Company completes its Business Combination, which includes funds for office space, public relations, and administrative and support services, of which the Sponsor can compensate $7,500 to each of the Chief Financial Officer and Chief Operating Officer and Director (for 15 months only), for assistance with the search for a target business, and potentially other officers of the Company. In addition, commencing on January 29, 2026, the Company may make certain payments and reimbursements, or pay certain fees, to the Sponsor, officers or directors, or their affiliates. For the three and nine months ended September 30, 2026, the Company incurred and paid $45,094 and $120,625, respectively, in fees for these services which included administrative service fees and reimbursable expenses incurred on behalf of the Company. For the period from August 11, 2025 (inception) through September 30, 2025, there were no administrative support services expenses incurred.

Management Consulting Agreement

The Company had previously engaged Evolution Capital Pty Ltd, the managing member of the Sponsor, of which the Company’s former Chief Executive Officer and Chairman of the Board, Stephen Silver, was the managing member, to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. Pursuant to the agreement, the Company paid an advisory fee of $900,000 to Evolution Capital Pty Ltd upon the closing of the Initial Public Offering, for such management consulting and corporate advisory services.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

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

SEPTEMBER 30, 2026

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

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representatives, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and private placement warrants pursuant to the letter agreement described herein.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued and outstanding, excluding 30,000,000 shares subject to possible redemption.

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

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 23,000,000 warrants outstanding, including 15,000,000 Public Warrants and 8,000,000 Private Placement Warrants. As of December 31, 2025, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

(UNAUDITED)

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

M EVO GLOBAL ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$307,116,523	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M Evo Global Acquisition Corp II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Evolution Sponsor Holdings LLC II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 11, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a potential target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,390,648, which consists of interest income on investments held in the Trust Account of $2,780,832, offset by operating costs of $390,184.

For the nine months ended September 30, 2026, we had a net loss of $2,037,065, which consists of compensation expense of $8,469,916 and operating costs of $683,672, offset by interest income on investments held in the Trust Account of $7,116,523.

For the period from August 11, 2025 (inception) through September 30, 2025, we had a net loss of $24,462, which consisted solely of operating costs.

Liquidity and Going Concern

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $300,000,000 was placed in the Trust Account. We incurred costs of $18,662,204, consisting of $5,100,000 of cash underwriting fees (net of $900,000 underwriters’ reimbursement), $12,000,000 of deferred underwriting fees, and $1,562,204 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $260,944. Net loss of $2,037,065 was affected by addbacks of: compensation expense of $8,469,916, payment of general and administrative costs through promissory note – related party of $51,725 and payment of general and administrative costs through advances from related party of $10,498. This was offset by interest earned on investments held in the Trust Account of $7,116,523. Changes in operating assets and liabilities provided $360,505 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $307,116,523 (including $7,116,523 of interest income) invested in a government money market fund that invests in U.S. Treasury obligations and repurchase agreements collateralized by U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had $877,481 of cash. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such loans may be convertible into private placement warrants at a price of $1.00 per warrant upon consummation of a Business Combination.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” management evaluated our anticipated operating expenses and cash requirements for one year following the date these unaudited condensed financial statements are issued.

Based on current cash flow projections, we anticipate that our existing cash resources may be insufficient to meet our anticipated operating and working capital requirements during this period, primarily due to ongoing operating costs and expenses associated with identifying and pursuing a potential Business Combination.

Management and the Board of Directors are actively evaluating potential financing arrangements and other alternatives to address the Company’s anticipated working capital requirements, including potential additional funding from the Sponsor or other sources. These discussions are ongoing, and no definitive financing arrangements have been established as of the date these unaudited condensed financial statements are issued.

Although management expects to address the anticipated liquidity requirements before the projected cash shortfall occurs, there can be no assurance that additional funding will be available when required. Accordingly, the Company’s projected liquidity requirements raise substantial doubt about its ability to continue as a going concern within one year following the issuance of these unaudited condensed financial statements. The unaudited condensed financial statements have been prepared on a going concern basis and do not include adjustments that might result from the resolution of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee payable of $12,000,000 described below and an agreement with the Sponsor or an affiliate to pay an aggregate of $15,000 per month until the Company completes its Business Combination, which includes funds for office space, public relations, and administrative and support services, of which the Sponsor can compensate $7,500 to each of the Chief Financial Officer and Chief Operating Officer and Director (for 15 months only), for assistance with the search for a target business, and potentially other officers of the Company.

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

Warrant Instruments

We accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liabilities. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

M EVO GLOBAL ACQUISITION CORP II

Date: November 6, 2026	By:	/s/ Ashley Zumwalt-Forbes
	Name:	Ashley Zumwalt-Forbes
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Arthur Chen
	Name:	Arthur Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)